Form 10-K/A
period 1998-12-31
NORWEST ASSET SEC CORP MORT PS THR CERT SER 1998-1 TRUST
filed 1999-12-20
CIK 1056404

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-01 Trust established pursuant to a Pooling and Servicing Agreement among NORWEST ASSET SECURITIES CORPORATION (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and FIRST UNION NATIONAL BANK (Trustee), pursuant to which the Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-01 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:



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

                     a)   CHASE MANHATTAN MTG CORP <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   CHASE MANHATTAN MTG CORP <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   CHASE MANHATTAN MTG CORP <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 6, 1998, November 10, 1998, and December 10, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.


                           SIGNATURE

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

Dated:  December 17, 1999


Exhibits

Exhibit No.

              (99.1) Annual  Independent  Accountants'  Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   CHASE MANHATTAN MTG CORP <F1>

             (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   CHASE MANHATTAN MTG CORP <F1>

              (99.3) Annual Statements of Compliance under the Pooling
                     and Servicing  Agreement for the year ended
                     December 31, 1998.

                     a)   CHASE MANHATTAN MTG CORP <F1>

              (99.4) Aggregate Statement of Principal and Interest
                     Distributions to Certificate Holders. <F2>

<F1>  Filed herewith.
<F2>  Previously filed.